Form 10-Q
period 2026-06-30
Bleichroeder Acquisition Corp. III
filed 2026-08-14
CIK 2128045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-43387

Bleichroeder Acquisition Corp. III

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1931116
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1345 Avenue of the Americas, Fl 47 New York, NY	10105
(Address of principal executive offices)	(Zip Code)

212-984-3835

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-fourth of one redeemable warrant	BCCQU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	BCCQ	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	BCCQW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 14, 2026, there were 34,500,000 Class A ordinary shares and 11,500,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

BLEICHROEDER ACQUISITION CORP. III

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

BLEICHROEDER ACQUISITION CORP. III

CONDENSED BALANCE SHEET

JUNE 30, 2026

(UNAUDITED)

Assets
Current Assets
Prepaid expenses	$21,680
Total Current Assets	21,680
Deferred offering costs	490,676
Total Assets	$512,356

Liabilities and Shareholders’ Deficit
Liabilities
Current Liabilities
Accrued expenses	$2,340
Accrued offering costs	341,867
Promissory note – related party	205,447
Total Current Liabilities	549,654
Total Liabilities	549,654

Commitments and Contingencies (Note 6)

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 11,500,000 shares issued and outstanding(1)	1,150
Additional paid-in capital	2,039,600
Accumulated deficit	(2,078,048)
Total Shareholders’ Deficit	(37,298)
Total Liabilities and Shareholders’ Deficit	$512,356

(1)	Includes 1,500,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On July 8, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As a result, the 1,500,000 founder shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLEICHROEDER ACQUISITION CORP. III

CONDENSED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM APRIL 1, 2026 (INCEPTION) THROUGH JUNE 30, 2026

(UNAUDITED)

Formation, general, and administrative costs	$62,298
Loss from operations	(62,298)

Other expenses:
Share-based compensation expense	(2,015,750)
Total other expenses	(2,015,750)

Net loss	$(2,078,048)

Weighted average shares outstanding, Class B ordinary shares (1)	10,000,000

Basic and diluted net loss per share, Class B ordinary shares	$(0.21)

(1)	Excludes 1,500,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On July 8, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As a result, the 1,500,000 founder shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLEICHROEDER ACQUISITION CORP. III

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM APRIL 1, 2026 (INCEPTION) THROUGH JUNE 30, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — April 1, 2026 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor(1)	—	—	11,500,000	1,150	23,850	—	25,000

Share-based compensation expense	—	—	—	—	2,015,750	—	2,015,750

Net loss	—	—	—	—	—	(2,078,048)	(2,078,048)

Balance – June 30, 2026	—	$—	11,500,000	$1,150	$2,039,600	$(2,078,048)	$(37,298)

(1)	Excludes 1,500,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On July 8, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As a result, the 1,500,000 founder shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLEICHROEDER ACQUISITION CORP. III

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM APRIL 1, 2026 (INCEPTION) THROUGH JUNE 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(2,078,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of formation, general, and administrative costs through issuance of Class B ordinary shares	15,168
Payment of formation, general, and administrative costs through promissory note – related party	43,950
Share-based compensation expense	2,015,750
Changes in operating assets and liabilities:
Prepaid expenses	840
Accrued expenses	2,340
Net cash used in operating activities	—

Net Change in Cash	—
Cash – Beginning of period	—
Cash – End of period	$—

Noncash investing and financing activities:
Deferred offering costs included in accrued offering costs	$341,867
Deferred offering costs paid through promissory note – related party	$138,977
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$9,832
Prepaid expenses paid by Sponsor through promissory note – related party	$22,520

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLEICHROEDER ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Bleichroeder Acquisition Corp. III (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on April 1, 2026. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”).

As of June 30, 2026, the Company had not yet commenced operations. All activity for the period from April 1, 2026 (inception) through June 30, 2026 relates to the Company’s formation, and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues prior to the completion of the Business Combination and will generate non-operating income in the form of interest and/or dividend income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on July 6, 2026. On July 8, 2026, the Company consummated the Initial Public Offering of 34,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option of 4,500,000 Units, at $10.00 per Unit, generating gross proceeds of $345,000,000. Each Unit consists of one Class A ordinary share, par value $0.0001 per share, and one-fourth of one redeemable warrant (the “Public Warrant”). Each whole Public Warrant entitles the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,500,000 private placement warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, in a private placement to the Company’s sponsor, Bleichroeder Sponsor 3 LLC (the “Sponsor”), and Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC (“CCM”), the representative of the underwriters, and Clear Street LLC (“CS” and collectively with CCM, the “underwriters”), generating gross proceeds of $8,500,000. Of those 8,500,000 Private Placement Warrants, the Sponsor purchased 5,000,000 Private Placement Warrants and the underwriters purchased 3,500,000 Private Placement Warrants. Each whole Private Placement Warrant entitles the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment.

Transaction costs amounted to $21,364,856, consisting of $6,000,000 of cash underwriting fees, $14,700,000 of deferred underwriting fees, and $664,856 of other offering costs.

The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the value of the assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and taxes payable on the interest earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the Initial Public Offering on July 8, 2026, an amount of $345,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the proceeds of the sale of the Private Placement Warrants, were placed in a trust account (the “Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and initially be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on management team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

BLEICHROEDER ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations. As of July 8, 2026, the closing of the Initial Public Offering, the amount in the Trust Account is $10.00 per Public Share.

The Public Shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

The Company will have only the duration of the Completion Window to complete the initial Business Combination. However, if the Company is unable to complete its initial Business Combination within the Completion Window, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest income to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares and Public Shares in connection with the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less income taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

BLEICHROEDER ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on July 7, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on July 14, 2026. The interim results for the period from April 1, 2026 (inception) through June 30, 2026, are not necessarily indicative of the results to be expected for the period ending December 31, 2026 or for any future periods.

Liquidity and Capital Resources

The Company’s liquidity needs up to June 30, 2026, had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $500,000 (see Note 5). As of June 30, 2026, the Company had no cash and a working capital deficit of $527,974.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,000,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. As of June 30, 2026, no such Working Capital Loans were outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has completed its Initial Public Offering on July 8, 2026, at which time the capital in excess of the funds deposited in Trust Account and/or used to fund offering costs and other expenses was released to the Company for general capital purposes. Management has determined that based on the completion of the Initial Public Offering and the sale of the Private Placement Warrants, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the accompanying unaudited condensed financial statements.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

BLEICHROEDER ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Deferred Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99, “Other Assets and Deferred Costs – SEC Materials,” and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Public Shares and warrants, prorate, allocating the Initial Public Offering proceeds to the assigned value of the warrants and to the Public Shares. On July 8, 2026, upon the closing of the Initial Public Offering, offering costs allocated to the Public Shares were charged to temporary equity and offering costs allocated to the Public Warrants and Private Placement Warrants were charged to shareholders’ deficit as Public Warrants and Private Placement Warrants, after management’s evaluation, were accounted for under equity treatment.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Share-Based Compensation

The Company accounts for share awards in accordance with FASB ASC Topic 718, “Compensation—Stock Compensation,” which requires that all equity awards be accounted for at their “fair value.” Fair value is measured on the grant date and is equal to the underlying value of the share. Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, in the period of grant for awards that vest immediately and have no future service condition, or in the period the awards vest immediately after meeting a performance condition becomes probable (i.e., the occurrence of a Business Combination). For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates; previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited.

BLEICHROEDER ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited condensed balance sheet, primarily due to its short-term nature.

Warrant Instruments

The Company accounts for the Public and Private Placement Warrants issued on July 8, 2026 in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned value. As of June 30, 2026, there are no warrants issued or outstanding.

Net Loss Per Class B Ordinary Share

Net loss per Class B ordinary share is computed by dividing net loss by the weighted average number of Class ordinary shares outstanding during the period, excluding Class B ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 1,500,000 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5). As of June 30, 2026, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per Class B ordinary share is the same as basic loss per Class B ordinary share for the period presented.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the closing of the Initial Public Offering on July 8, 2026, the Company sold 34,500,000 Units, which includes the full exercise by the underwriters of their over-allotment option of 4,500,000 Units, at a purchase price of $10.00 per Unit, generating gross proceeds of $345,000,000. Each Unit consists of one Class A ordinary share, and one-fourth of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

Warrants — There are no warrants issued or outstanding as of June 30, 2026. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current. No warrant will be exercisable and the Company will not be obligated to issue a Class A ordinary share upon exercise of a warrant unless the Class A ordinary share issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the Class A ordinary share underlying such unit.

BLEICHROEDER ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Under the terms of the warrant agreement, the Company has agreed that, as soon as practicable, but in no event later than 20 business days, after the closing of its Business Combination, it will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement for the Initial Public Offering or a new registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the Company’s initial Business Combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

If the holders exercise their Public Warrants on a cashless basis, they would pay the warrant exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” of the Class A ordinary shares over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable.

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00: The Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

●	if, and only if, the last reported sale price (the “closing price”) of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30-trading day period commencing at least 30 days after completion of the initial Business Combination and ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

Additionally, if the number of outstanding Class A ordinary shares is increased by a share capitalization payable in Class A ordinary shares, or by a subdivision of ordinary shares or other similar event, then, on the effective date of such share capitalization, subdivision or similar event, the number of Class A ordinary shares issuable on exercise of each warrant will be increased in proportion to such increase in the outstanding ordinary shares. A rights offering made to all or substantially all holders of ordinary shares entitling holders to purchase Class A ordinary shares at a price less than the fair market value will be deemed a share capitalization of a number of Class A ordinary shares equal to the product of (i) the number of Class A ordinary shares actually sold in such rights offering (or issuable under any other equity securities sold in such rights offering that are convertible into or exercisable for Class A ordinary shares) and (ii) the quotient of (x) the price per Class A ordinary share paid in such rights offering and (y) the fair market value. For these purposes (i) if the rights offering is for securities convertible into or exercisable for Class A ordinary shares, in determining the price payable for Class A ordinary shares, there will be taken into account any consideration received for such rights, as well as any additional amount payable upon exercise or conversion and (ii) fair market value means the volume weighted average price of Class A ordinary shares as reported during the ten (10) trading day period ending on the trading day prior to the first date on which the Class A ordinary shares trade on the applicable exchange or in the applicable market, regular way, without the right to receive such rights.

BLEICHROEDER ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering on July 8, 2026, the Sponsor and the underwriters purchased an aggregate of 8,500,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $8,500,000. Of those 8,500,000 Private Placement Warrants, the Sponsor purchased 5,000,000 Private Placement Warrants and the underwriters purchased 3,500,000 Private Placement Warrants. Each Private Placement Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustments.

The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering except that, so long as they are held by the Sponsor or its permitted transferees, the Private Placement Warrants (i) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to Private Placement warrants held by CCM, CS, and/or their designees, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with Financial Industry Regulatory Authority (“FINRA”) Rule 5110(g)(8). Amending the warrant agreement (including, for the avoidance of doubt, the forfeiture of cancellation of any warrants) will require a vote of holders of at least 50% of the Private Placement Warrants (including the vote or written consent of each underwriter) or working capital warrants solely with respect to any amendment to the terms of the Private Placement Warrants or working capital warrants.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On April 9, 2026, the Sponsor made a capital contribution of $25,000, or approximately $0.003 per share, through payments of offering costs and expenses on the Company’s behalf, for which the Company issued 9,583,333 Class B ordinary shares, known as founder shares, to the Sponsor. On June 18, 2026, the Company issued an additional 1,916,667 founder shares to the Sponsor by way of a share premium capitalization, resulting in the Sponsor holding an aggregate of 11,500,000 founder shares, or approximately $0.002 per share. Up to 1,500,000 founder shares may be surrendered for no consideration depending on the extent to which the underwriters’ over-allotment is exercised. All share and per-share data have been retrospectively presented. On July 8, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As a result, the 1,500,000 founder shares are no longer subject to forfeiture.

BLEICHROEDER ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

On June 16, 2026, the Sponsor granted membership interests equivalent to an aggregate of 20,000 founder shares to the independent directors of the Company. The membership interests represented by the 20,000 founder shares granted to the independent directors are in the scope of FASB ASC Topic 718. Under FASB ASC Topic 718, stock-based compensation associated with equity-classified awards is measured at fair value on the grant date. Those founder shares have an aggregate fair value of $73,300, or approximately $3.67 per share. The Company established the fair value of founder shares on June 16, 2026, the date of the grant agreement, using Monte Carlo Simulation Model prepared by a third party valuation firm, which takes into consideration the following market assumptions; (i) underlying stock price of $9.87, (ii) remaining term of 0.05 years, (iii) risk-free rate of 3.60% and (iv) implied market adjustment of 37.20%. The membership interests represented by the 20,000 founder shares were granted to the independent directors subject to a performance condition (i.e., the occurrence of Business Combination). The Company will recognize compensation expense of $73,300 at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination). As of June 30, 2026, the Company determined that Business Combination is not considered probable and therefore no share-based compensation expense was recognized.

Additionally, on June 16, 2026, the Sponsor granted membership interests equivalents to an aggregate of 550,000 founder shares to the officers of the Company. The membership interests represented by the 550,000 founder shares granted to the officers are in the scope of FASB ASC Topic 718. Under FASB ASC Topic 718, stock-based compensation associated with equity-classified awards is measured at fair value on the grant date. Those founder shares have an aggregate fair value of $2,015,750, or approximately $3.67 per share. The membership interests represented by the 550,000 founder shares were granted to the officers without further restrictions or performance measures as of the grant date, thus, the total fair value of $2,015,750 was recorded as share-based compensation expense on June 16, 2026 in the Company’s unaudited condensed statement of operations.

The founder shares are designated as Class B ordinary shares and, except as described below, are identical to the Class A ordinary shares included in the Units being sold in the Initial Public Offering, and holders of founder shares have the same shareholder rights as public shareholders, except that (i) the founder shares are subject to certain transfer restrictions, as described in more detail below, (ii) the founder shares are entitled to registration rights; (iii) the Sponsor and the Company’s officers and directors have entered into a letter agreement, pursuant to which they have agreed to (A) waive their redemption rights with respect to their founder shares, private placement shares and Public Shares in connection with the completion of the initial Business Combination, (B) waive their redemption rights with respect to their founder shares, private placement shares and Public Shares in connection with a shareholder vote to approve an amendment to the amended and restated memorandum and articles of association prior to the consummation of the initial Business Combination (A) to modify the substance or timing of the obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, (C) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares or private placement shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within such time period and to liquidating distributions from assets outside the Trust Account and (D) vote any founder shares and private placement shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination transaction) in favor of the initial Business Combination, (iv) the founder shares are automatically convertible into Class A ordinary shares in connection with the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment as described herein and in the Company amended and restated memorandum and articles of association, and (v) prior to, or in connection with, the closing of the initial Business Combination, only holders of the Class B ordinary shares will be entitled to vote on the appointment and removal of directors or continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend constitutional documents or to adopt new constitutional documents, in each case, as a result of the approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands).

BLEICHROEDER ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Promissory Note — Related Party

The Sponsor has agreed to loan the Company an aggregate of up to $500,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest bearing, unsecured and due at the earlier of December 31, 2026 or the closing of the Initial Public Offering. As of June 30, 2026, the Company had $205,447 outstanding borrowings against the promissory note. On July 8, 2026, the Company paid in full the total outstanding balance of the promissory note amounting to $205,447. Borrowings against the note are no longer available.

Administrative Services and Indemnification Agreement

Commencing on July 6, 2026, the date when the Company’s securities were first listed with Nasdaq, the Company has agreed to pay the Sponsor $5,000 per month for reimbursement of office space, utilities and secretarial and administrative support. The agreement will cease upon the completion of the initial Business Combination or a liquidation event. As of June 30, 2026, no amount has been accrued for these services.

The Company agrees to indemnify and hold harmless the Sponsor, Bleichroeder LP, an affiliate of the Sponsor (“Bleichroeder”), their directors, officers, employees, principals, managers, partners, members, shareholders, equityholders, control persons, affiliates, agents, advisors, consultants and representatives (the “Indemnitees”) from any claims, losses, liabilities, obligations, causes of action, proceedings (whether pending or threatened), investigations, damages, awards, settlements, judgments, decrees, fees, costs, penalties, amounts paid in settlement or expenses (including interest, assessments and other charges in connection therewith and reasonable fees and disbursements of attorneys and other professional advisors and costs of suit) arising out of or relating to any pending or threatened claim, action, suit, proceeding or investigation against any of them or in which any of them may be a participant or may otherwise be involved (including as a witness) that arises out of or relates to (i) the Offering or the Company’s operations or conduct of its business (including, for the avoidance of doubt, a Business Combination), or (ii) any claim against the Sponsor and/or Bleichroeder alleging any expressed or implied management or endorsement by the Sponsor and/or Bleichroeder of any activities of the Company or any express or implied association between the Sponsor and/or Bleichroeder, on the one hand, and the Company or any of its affiliates, on the other hand. The Indemnitee will promptly notify the Company in writing of any indemnified claim, provided that failure or delay to give such notice shall not relieve the Company of its indemnification obligations hereunder. The Company will, at its expense, undertake the defense of such claim with attorneys of its own choosing reasonably satisfactory in all respects to such Indemnitee, subject to the right of such Indemnitee to undertake such defense as hereinafter provided. An Indemnitee may participate in such defense with counsel of such Indemnitee’s choosing at the expense of the Company. In the event that the Company does not undertake the defense of any claim within a reasonable time after such Indemnitee has given the notice thereof, or in the event that such Indemnitee shall in good faith determine that the defense of any claim by the Company is inadequate or may conflict with the interest of any Indemnitee, such Indemnitee may, at the expense of the Company and after giving notice to the Company of such action, undertake the defense of the claim and compromise or settle the claim, all for the account of and at the risk of the Company. The Company shall pay all costs and expenses (including, without limitation, attorneys’ fees and costs of experts) incurred by the Indemnitee in connection with Indemnitee’s defense of any such claim promptly (and in any event within 10 days) after receipt of any statement therefor. In the defense of any claim against an Indemnitee, the Company shall not, except with the prior written consent of such Indemnitee, consent to entry of any judgment or enter into any settlement that includes any injunctive or other non-monetary relief or any payment of money by such Indemnitee, or that does not include as an unconditional term thereof the giving by the person or persons asserting such claim to such Indemnitee of an unconditional release from all liability on any of the matters that are the subject of such Claim and an acknowledgement that such Indemnitee denies all wrongdoing in connection with such matters. The Company shall not be obligated to indemnify an Indemnitee against amounts paid in settlement of a claim if such settlement is effected by such Indemnitee without the prior written consent of the Company, which shall not be unreasonably withheld or delayed. If the indemnification provided for in this paragraph is for any reason not available to an Indemnitee as a matter of law in respect of any losses, claims, damages or liabilities referred to herein, then, in lieu of indemnifying such Indemnitee therefor, the Company shall contribute to the amount paid or payable by such Indemnitee as a result of such losses, claims, damages or liabilities (and expenses relating thereto) (a) in such proportion as is appropriate to reflect the relative benefits to the Indemnitee, on the one hand, and the Company, on the other hand, of the subject matter of this Agreement or (b) if the allocation provided by clause (a) above is not available, in such proportion as is appropriate to reflect not only the relative benefits referred to in such clause (a) but also the relative fault of each of such Indemnitee and the Company, as well as any other relevant equitable considerations. Notwithstanding anything to the contrary set forth herein or otherwise, the Company acknowledges and agrees that each Indemnitee shall be an express third-party beneficiary of the provisions as stated and any related provision hereof that is or may extend rights to such Indemnitee. For the avoidance of doubt, the Company’s indemnification obligations contained herein shall survive the following the Company’s consummation of a Business Combination.

BLEICHROEDER ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Service Agreement

On May 15, 2026, the Company and MJP Advisory Group, LLC (“MJP”), an affiliate of the Chief Executive Officer, entered into an advisory services agreement for which MJP will provide advisory services relating to the Company’s search for and consummation of an initial Business Combination in exchange for $600,000 plus reimbursement of any out-of-pocket expenses. Pursuant to the advisory services agreement, commencing on July 6, 2026, the effective date of the Initial Public Offering, the Company will pay $18,000 per month to MJP. Upon closing of the Company’s initial Business Combination or liquidation, the Company shall pay MJP an amount equal to $600,000 less any prior monthly payments of fees made, and such payment shall be made at the closing of the Company’s initial Business Combination or its liquidation from amounts held outside of the Trust Account. As of June 30, 2026, no amount has been accrued or paid for these services.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,000,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. As of June 30, 2026, no such Working Capital Loans were outstanding.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict, the escalation of the Israel-Hamas conflict, and the military conflict in the Middle East. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

BLEICHROEDER ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict, the military conflict in the Middle East, and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Registration Rights

The holders of founder shares, Private Placement Warrants (and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) and Private Placement Warrants (and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) that may be issued upon conversion of working capital loans, if any, and any Class A ordinary shares issuable upon conversion of the founder shares and any Class A ordinary shares held by the initial shareholders at the completion of the Initial Public Offering or acquired prior to or in connection with the initial Business Combination, will be entitled to registration rights pursuant to a registration rights agreement signed on July 6, 2026, the effective date of the registration statement for the Initial Public Offering. These holders will be entitled to make up to three demands excluding short form demands, and have piggyback registration rights. Notwithstanding anything to the contrary, the underwriters may only make a demand on one occasion and only during the five-year period beginning on the effective date of the Initial Public Offering. In addition, the underwriters may participate in a piggyback registration only during the seven-year period beginning on the effective date of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters have a 45-day option from the date of the Initial Public Offering to purchase up to an additional 4,500,000 Units to cover over-allotments, if any. On July 8, 2026, the underwriters exercised their over-allotment option in full, closing on the 4,500,000 additional Units simultaneously with the Initial Public Offering.

The underwriters were paid a cash underwriting discount of $6,000,000 upon the closing of the Initial Public Offering. Additionally, the underwriters were entitled to a deferred underwriting discount of $14,700,000 in the aggregate payable to the underwriters upon the completion of the Company’s initial Business Combination on amounts remaining in the Trust Account following all properly submitted shareholder redemptions in connection with the consummation of the initial Business Combination.

BLEICHROEDER ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of June 30, 2026, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of June 30, 2026, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. As of June 30, 2026, there were 11,500,000 Class B ordinary shares issued and outstanding.

The founder shares will automatically convert into Class A ordinary shares in connection with the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of (i) all ordinary shares issued and outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A ordinary shares underlying the Private Placement Warrants issued to the Sponsor), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the closing of the initial Business Combination (subject to certain exclusions described herein) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial Business Combination, and any shares or equity-linked securities issued, or to be issued, to any seller in the business combination and in connection with any amendment to the amended and restated memorandum and articles of association made prior to the consummation of the initial Business Combination (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete its initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to the rights of holders of Class A ordinary shares or pre-business combination activity; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the amended and restated memorandum and articles of association or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law and the amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the amended and restated memorandum and articles of association, such actions include amending the amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the initial Business Combination, the holders of more than 50% of the ordinary shares voted for the appointment of directors can elect all of the directors. Prior to, or in connection with, the closing of the initial Business Combination, only holders of the Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of the amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

BLEICHROEDER ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 8. SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reporting segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that is reported on the unaudited condensed statement of operations as net income or loss. The measure of segment assets is reported on the unaudited condensed balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

June 30, 2026
Prepaid expenses	$21,680
Deferred offering costs	$490,676

For the Period from April 1, 2026 (Inception) Through June 30,
2026
Formation, general, and administrative costs	$62,298
Share-based compensation expense	$2,015,750

Formation, general, and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Completion Window. The CODM also reviews formation, general, and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general, and administrative costs, as reported on the unaudited condensed statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net loss are reported on the accompanying unaudited condensed statement of operations and described within their respective disclosures.

The CODM reviews the position of total assets as reported in the Company’s unaudited condensed balance sheet to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available to the Company. Additionally, the CODM regularly reviews the status of deferred offering costs incurred to assess if these are in line with the planned use of proceeds raised from the Initial Public Offering.

BLEICHROEDER ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

The registration statement for the Company’s Initial Public Offering was declared effective on July 6, 2026.

Commencing on July 6, 2026, the date when the Company’s securities were first listed with Nasdaq, the Company has agreed to pay the Sponsor $5,000 per month for reimbursement of office space, utilities and secretarial and administrative support. The agreement will cease upon the completion of the initial Business Combination or a liquidation event.

Pursuant to the advisory services agreement dated May 15, 2026, commencing on July 6, 2026, the effective date of the Initial Public Offering, the Company will pay $18,000 per month to MJP. Upon closing of the Company’s initial Business Combination or liquidation, the Company shall pay MJP an amount equal to $600,000 less any prior monthly payments of fees made, and such payment shall be made at the closing of the Company’s initial Business Combination or its liquidation from amounts held outside of the Trust Account.

On July 8, 2026, the Company consummated the Initial Public Offering of 34,500,000 Units, which includes the full exercise by the underwriters of their over-allotment option of 4,500,000 Units, at $10.00 per Unit, generating gross proceeds of $345,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,500,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, in a private placement to the Company’s Sponsor and underwriters, generating gross proceeds of $8,500,000. Of those 8,500,000 Private Placement Warrants, the Sponsor purchased 5,000,000 Private Placement Warrants and the underwriters purchased 3,500,000 Private Placement Warrants.

On the closing of the Initial Public Offering on July 8, 2026, the total transaction costs incurred amounted to $21,364,856, consisting of $6,000,000 of cash underwriting fees, $14,700,000 of deferred underwriting fees, and $664,856 of other offering costs.

Following the closing of the Initial Public Offering on July 8, 2026, an amount of $345,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the proceeds of the sale of the Private Placement Warrants, were placed in a Trust Account located in the United States with Continental Stock Transfer & Trust Company acting as trustee.

On July 8, 2026, the underwriters exercised their over-allotment option in full, closing on the 4,500,000 additional Units simultaneously with the Initial Public Offering. As a result, the 1,500,000 founder shares are no longer subject to forfeiture.

The underwriters were paid a cash underwriting discount of $6,000,000 upon the closing of the Initial Public Offering. Additionally, the underwriters were entitled to a deferred underwriting discount of $14,700,000 in the aggregate payable to the underwriters upon the completion of the Company’s initial Business Combination on amounts remaining in the Trust Account following all properly submitted shareholder redemptions in connection with the consummation of the initial Business Combination.

On July 8, 2026, the Company paid in full the total outstanding balance of the promissory note amounting to $205,447. Borrowings against the note are no longer available.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Bleichroeder Acquisition Corp. III References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Bleichroeder Sponsor 3 LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on April 1, 2026 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”). We have not selected any business combination target, and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. While we may pursue an initial Business Combination in any industry, sector or geographic region, we intend to focus our efforts on North American and European businesses in disruptive growth sectors, which are sectors our management team believes are being transformed via technology adoption, and where we believe our management team’s operational and investment expertise will provide us with a competitive advantage.

We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 1, 2026 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we expect to generate non-operating income in the form of interest and/or dividend income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from April 1, 2026 (inception) through June 30, 2026, we had a net loss of $2,078,048, which consisted of formation, general, and administrative costs of $62,298 and share-based compensation expense of $2,015,750.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor.

As of June 30, 2026, we had no cash and a working capital deficit of $527,974. For the period from April 1, 2026 (inception) through June 30, 2026, cash used in operating activities was $0. Net loss of $2,078,048 was affected by share-based compensation expense of $2,015,750, payment of formation, general, and administrative costs through promissory note – related party of $43,950 and payment of formation, general, and administrative costs through issuance of Class B ordinary shares of $15,168. Changes in operating assets and liabilities provided $3,180 of cash for operating activities.

Subsequent to the quarterly period covered by this Quarterly Report on Form 10-Q, on July 8, 2026, we consummated the Initial Public Offering of 34,500,000 Units, which includes the full exercise by the underwriters of their over-allotment option of 4,500,000 Units, at $10.00 per Unit, generating gross proceeds of $345,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 8,500,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, in a private placement to the Company’s Sponsor and the underwriters, generating gross proceeds of $8,500,000. Of those 8,500,000 Private Placement Warrants, the Sponsor purchased 5,000,000 Private Placement Warrants and the underwriters purchased 3,500,000 Private Placement Warrants.

Following the closing of the Initial Public Offering on July 8, 2026, an amount of $345,000,000 from the net proceeds of the sale of the Units, and a portion of the proceeds of the sale of the Private Placement Warrants, were placed in the Trust Account. We incurred total transaction costs of $21,364,856, consisting of $6,000,000 of cash underwriting fees, $14,700,000 of deferred underwriting fees, and $664,856 of other offering costs.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender The warrants would be identical to the Private Placement Warrants.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services and Indemnification Agreement

Commencing on July 6, 2026, the date when the Company’s securities were first listed with Nasdaq, the Company has agreed to pay the Sponsor $5,000 per month for reimbursement of office space, utilities and secretarial and administrative support. The agreement will cease upon the completion of the initial Business Combination or a liquidation event. As of June 30, 2026, no amount has been accrued for these services.

The Company agrees to indemnify and hold harmless the Sponsor, Bleichroeder LP, an affiliate of the Sponsor (“Bleichroeder”), their directors, officers, employees, principals, managers, partners, members, shareholders, equityholders, control persons, affiliates, agents, advisors, consultants and representatives (the “Indemnitees”) from any claims, losses, liabilities, obligations, causes of action, proceedings (whether pending or threatened), investigations, damages, awards, settlements, judgments, decrees, fees, costs, penalties, amounts paid in settlement or expenses (including interest, assessments and other charges in connection therewith and reasonable fees and disbursements of attorneys and other professional advisors and costs of suit) arising out of or relating to any pending or threatened claim, action, suit, proceeding or investigation against any of them or in which any of them may be a participant or may otherwise be involved (including as a witness) that arises out of or relates to (i) the Offering or the Company’s operations or conduct of its business (including, for the avoidance of doubt, a Business Combination), or (ii) any claim against the Sponsor and/or Bleichroeder alleging any expressed or implied management or endorsement by the Sponsor and/or Bleichroeder of any activities of the Company or any express or implied association between the Sponsor and/or Bleichroeder, on the one hand, and the Company or any of its affiliates, on the other hand. The Indemnitee will promptly notify the Company in writing of any indemnified claim, provided that failure or delay to give such notice shall not relieve the Company of its indemnification obligations hereunder. The Company will, at its expense, undertake the defense of such claim with attorneys of its own choosing reasonably satisfactory in all respects to such Indemnitee, subject to the right of such Indemnitee to undertake such defense as hereinafter provided. An Indemnitee may participate in such defense with counsel of such Indemnitee’s choosing at the expense of the Company. In the event that the Company does not undertake the defense of any claim within a reasonable time after such Indemnitee has given the notice thereof, or in the event that such Indemnitee shall in good faith determine that the defense of any claim by the Company is inadequate or may conflict with the interest of any Indemnitee, such Indemnitee may, at the expense of the Company and after giving notice to the Company of such action, undertake the defense of the claim and compromise or settle the claim, all for the account of and at the risk of the Company. The Company shall pay all costs and expenses (including, without limitation, attorneys’ fees and costs of experts) incurred by the Indemnitee in connection with Indemnitee’s defense of any such claim promptly (and in any event within 10 days) after receipt of any statement therefor. In the defense of any claim against an Indemnitee, the Company shall not, except with the prior written consent of such Indemnitee, consent to entry of any judgment or enter into any settlement that includes any injunctive or other non-monetary relief or any payment of money by such Indemnitee, or that does not include as an unconditional term thereof the giving by the person or persons asserting such claim to such Indemnitee of an unconditional release from all liability on any of the matters that are the subject of such Claim and an acknowledgement that such Indemnitee denies all wrongdoing in connection with such matters. The Company shall not be obligated to indemnify an Indemnitee against amounts paid in settlement of a claim if such settlement is effected by such Indemnitee without the prior written consent of the Company, which shall not be unreasonably withheld or delayed. If the indemnification provided for in this paragraph is for any reason not available to an Indemnitee as a matter of law in respect of any losses, claims, damages or liabilities referred to herein, then, in lieu of indemnifying such Indemnitee therefor, the Company shall contribute to the amount paid or payable by such Indemnitee as a result of such losses, claims, damages or liabilities (and expenses relating thereto) (a) in such proportion as is appropriate to reflect the relative benefits to the Indemnitee, on the one hand, and the Company, on the other hand, of the subject matter of this Agreement or (b) if the allocation provided by clause (a) above is not available, in such proportion as is appropriate to reflect not only the relative benefits referred to in such clause (a) but also the relative fault of each of such Indemnitee and the Company, as well as any other relevant equitable considerations. Notwithstanding anything to the contrary set forth herein or otherwise, the Company acknowledges and agrees that each Indemnitee shall be an express third-party beneficiary of the provisions as stated and any related provision hereof that is or may extend rights to such Indemnitee. For the avoidance of doubt, the Company’s indemnification obligations contained herein shall survive the following the Company’s consummation of a Business Combination.

Service Agreement

On May 15, 2026, the Company and MJP Advisory Group, LLC (“MJP”), an affiliate of the Chief Executive Officer, entered into an advisory services agreement for which MJP will provide advisory services relating to the Company’s search for and consummation of an initial Business Combination in exchange for $600,000 plus reimbursement of any out-of-pocket expenses. Pursuant to the advisory services agreement, commencing on July 6, 2026, the effective date of the Initial Public Offering, the Company will pay $18,000 per month to MJP. Upon closing of the Company’s initial Business Combination or liquidation, the Company shall pay MJP an amount equal to $600,000 less any prior monthly payments of fees made, and such payment shall be made at the closing of the Company’s initial Business Combination or its liquidation from amounts held outside of the Trust Account. As of June 30, 2026, no amount has been accrued or paid for these services in the Company’s unaudited condensed balance sheet.

Underwriting Agreement

The underwriters have a 45-day option from the date of the Initial Public Offering to purchase up to an additional 4,500,000 units to cover over-allotments, if any. On July 8, 2026, the underwriters exercised their over-allotment option in full, closing on the 4,500,000 additional Units simultaneously with the Initial Public Offering.

The underwriters were paid a cash underwriting discount of $6,000,000 upon the closing of the Initial Public Offering. Additionally, the underwriters were entitled to a deferred underwriting discount of $14,700,000 in the aggregate payable to the underwriters upon the completion of the Company’s initial Business Combination on amounts remaining in the Trust Account following all properly submitted shareholder redemptions in connection with the consummation of the initial Business Combination.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 9, 2026, the Sponsor made a capital contribution of $25,000, or approximately $0.003 per share, through payments of offering costs and expenses on the Company’s behalf, for which the Company issued 9,583,333 Class B ordinary shares, known as founder shares, to the Sponsor. On June 18, 2026, the Company issued an additional 1,916,667 founder shares to the Sponsor by way of a share premium capitalization, resulting in the Sponsor holding an aggregate of 11,500,000 founder shares, or approximately $0.002 per share. Up to 1,500,000 founder shares may be surrendered for no consideration depending on the extent to which the underwriters’ over-allotment is exercised. All share and per-share data have been retrospectively presented. On July 8, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As a result, the 1,500,000 founder shares are no longer subject to forfeiture. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Subsequent to the quarterly period covered by this Quarterly Report, on July 8, 2026, we consummated the Initial Public Offering of 34,500,000 Units, which includes the full exercise by the underwriters of their over-allotment option of 4,500,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $345,000,000. Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC acted as sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-296923). The Securities and Exchange Commission declared the registration statements effective on July 6, 2026.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 8,500,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, in a private placement to the Company’s Sponsor and the underwriters, generating gross proceeds of $8,500,000. Of those 8,500,000 Private Placement Warrants, the Sponsor purchased 5,000,000 Private Placement Warrants and the underwriters purchased 3,500,000 Private Placement Warrants. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering and the proceeds of the sale of the Private Placement Warrants, an aggregate of $345,000,000 was placed in the Trust Account.

We incurred total transaction costs of $21,364,856, consisting of $6,000,000 of cash underwriting fees, $14,700,000 of deferred underwriting fees, and $664,856 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLEICHROEDER ACQUISITION CORP. III

Date: August 14, 2026	By:	/s/ Marcello Padula
	Name:	Marcello Padula
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Robert Folino
	Name:	Robert Folino
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)