Form 10-Q
period 2026-09-30
Bleichroeder Acquisition Corp. III
filed 2026-11-13
CIK 2128045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 12, 2026, there were 34,500,000 Class A ordinary shares and 11,500,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

BLEICHROEDER ACQUISITION CORP. III

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Interim Financial Statements	1
Condensed Balance Sheet as of September 30, 2026 (Unaudited)	1
Condensed Statements of Operations for the Three Months Ended September 30, 2026 and for the Period from April 1, 2026 (Inception) Through September 30, 2026 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended September 30, 2026 and for the Period from April 1, 2026 (Inception) Through September 30, 2026 (Unaudited)	3
Condensed Statement of Cash Flows for the Period from April 1, 2026 (Inception) Through September 30, 2026 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4. Controls and Procedures	27

Part II. Other Information	28
Item 1. Legal Proceedings	28
Item 1A. Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3. Defaults Upon Senior Securities	28
Item 4. Mine Safety Disclosures	28
Item 5. Other Information	28
Item 6. Exhibits	29

Part III. Signatures	30

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

BLEICHROEDER ACQUISITION CORP. III

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2026

(UNAUDITED)

Assets
Current Assets
Cash	$1,083,522
Prepaid expenses	194,935
Total Current Assets	1,278,457
Long-term prepaid insurance	115,635
Cash and securities held in Trust Account	347,882,058
Total Assets	$349,276,150

Liabilities and Shareholders’ Deficit
Liabilities
Current Liabilities
Accrued expenses	$1,748,306
Accrued offering costs	75,000
Series A securities purchase agreement liability	16,212,177
Total Current Liabilities	18,035,483
Deferred underwriting fee payable	14,700,000
Total Liabilities	32,735,483

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, 34,500,000 shares at redemption value of approximately $10.08 per share	347,882,058

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 34,500,000 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 11,500,000 shares issued and outstanding	1,150
Additional paid-in capital	—
Accumulated deficit	(31,342,541)
Total Shareholders’ Deficit	(31,341,391)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$349,276,150

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLEICHROEDER ACQUISITION CORP. III

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 AND FOR THE PERIOD FROM APRIL 1, 2026 (INCEPTION) THROUGH SEPTEMBER 30, 2026

(UNAUDITED)

	For the Three Months Ended September 30, 2026	For the Period from April 1, 2026 (Inception) Through September 30, 2026
Formation, general, and administrative costs	$2,277,060	$4,305,108
Loss from operations	(2,277,060)	(4,305,108)

Other income (expenses):
Interest earned on marketable securities held in Trust Account	2,882,058	2,882,058
Gain on initial recognition of Series A securities purchase agreement	44,108	44,108
Change in fair value of Series A securities purchase agreement	(16,256,285)	(16,256,285)
Total other income (expenses), net	(13,330,119)	(13,330,119)

Net loss	$(15,557,179)	$(17,635,227)

Weighted average shares outstanding, Class A ordinary shares	31,875,000	16,024,590

Basic and diluted net loss per share, Class A ordinary shares	$(0.36)	$(0.66)

Weighted average shares outstanding, Class B ordinary shares – basic	11,385,870	10,696,721 (1)
Weighted average shares outstanding, Class B ordinary shares – diluted	11,500,000	10,754,098

Basic and diluted net loss per share, Class B ordinary shares	$(0.36)	$(0.66)

(1)	Excludes, for the period prior to July 8, 2026, 1,500,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On July 8, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As a result, the 1,500,000 founder shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLEICHROEDER ACQUISITION CORP. III

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 AND FOR THE PERIOD FROM APRIL 1, 2026 (INCEPTION) THROUGH SEPTEMBER 30, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — April 1, 2026 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor(1)	—	—	11,500,000	1,150	23,850	—	25,000

Share-based compensation expense	—	—	—	—	2,015,750	—	2,015,750

Net loss	—	—	—	—	—	(2,078,048)	(2,078,048)

Balance – June 30, 2026	—	—	11,500,000	1,150	2,039,600	(2,078,048)	(37,298)

Sale of 8,500,000 Private Placement Warrants	—	—	—	—	8,500,000	—	8,500,000

Fair value of Public Warrants at issuance	—	—	—	—	3,294,750	—	3,294,750

Allocated value of transaction costs to Public and Private Placement Warrants	—	—	—	—	(219,868)	—	(219,868)

Accretion of Class A ordinary shares subject to redemption to redemption amount	—	—	—	—	(13,614,482)	(13,707,314)	(27,321,796)

Net loss	—	—	—	—	—	(15,557,179)	(15,557,179)

Balance – September 30, 2026	—	$—	11,500,000	$1,150	$—	$(31,342,541)	$(31,341,391)

(1)	Includes 1,500,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On July 8, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As a result, the 1,500,000 founder shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLEICHROEDER ACQUISITION CORP. III

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM APRIL 1, 2026 (INCEPTION) THROUGH SEPTEMBER 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(17,635,227)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of formation, general, and administrative costs through issuance of Class B ordinary shares	15,168
Payment of formation, general, and administrative costs through promissory note – related party	43,950
Share-based compensation expense	2,015,750
Interest earned on marketable securities held in Trust Account	(2,882,058)
Gain on initial recognition of Series A securities purchase agreement	(44,108)
Change in fair value of Series A securities purchase agreement	16,256,285
Changes in operating assets and liabilities:
Prepaid expenses	(172,415)
Long-term prepaid insurance	(115,635)
Accrued expenses	1,748,306
Net cash used in operating activities	(769,985)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	339,000,000
Proceeds from sale of Private Placement Warrants	8,500,000
Repayment of promissory note – related party	(205,447)
Payment of offering costs	(441,046)
Net cash provided by financing activities	346,853,507

Net Change in Cash	1,083,522
Cash – Beginning of period	—
Cash – End of period	$1,083,522

Noncash investing and financing activities:
Offering costs included in accrued offering costs	$75,000
Deferred offering costs paid through promissory note – related party	$138,977
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$9,832
Prepaid expenses paid by Sponsor through promissory note – related party	$22,520
Deferred underwriting fee payable	$14,700,000
Accretion of Class A ordinary shares to redemption amount	$27,321,796

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLEICHROEDER ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Bleichroeder Acquisition Corp. III (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on April 1, 2026. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. On August 24, 2026, the Company entered into a definitive business combination agreement with Ursa Major Technologies, Inc. (“Ursa Major”), pursuant to which the Company intends to consummate a business combination with Ursa Major (the “Business Combination”).

As of September 30, 2026, the Company had not yet commenced operations. All activity for the period from April 1, 2026 (inception) through September 30, 2026 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination and activities in connection with the Proposed Business Combination (as defined below). The Company will not generate any operating revenues prior to the completion of the Business Combination and will generate non-operating income in the form of interest and/or dividend income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the value of the assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and taxes payable on the interest earned on the Trust Account) at the time of the signing of an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

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

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations. As of July 8, 2026, the closing of the Initial Public Offering, the amount in the Trust Account is $10.00 per Public Share. As of September 30, 2026, the amount in the Trust Account was approximately $10.08 per Public Share.

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

Proposed Business Combination

On August 24, 2026, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with Inflection Point Mach X Bleichroeder Merger Sub, Inc. (“Merger Sub”) and Ursa Major Technologies, Inc. (“Ursa Major”). Pursuant to the Business Combination Agreement, among other things, (i) the Company will domesticate as a Delaware corporation (the “Domestication”) and will be renamed Inflection Point Mach X Bleichroeder, and (ii) Merger Sub will merge with and into Ursa Major, with Ursa Major surviving as a wholly owned subsidiary of the Company (collectively, the “Proposed Business Combination”).

The aggregate consideration to be paid to the equity holders of Ursa Major is based on a purchase price of $1,600,000,000, payable in 160,000,000 shares of the Company’s common stock following the Domestication, valued at $10.00 per share. The consummation of the Proposed Business Combination is subject to customary closing conditions, including a minimum cash condition of $150,000,000, which includes the proceeds of the Series A PIPE Investment (as defined below) but excludes the proceeds of the Pre-Funded PIPE Investment (as defined below). The Business Combination Agreement provides for an outside date of August 24, 2027. The outside date represents the final contractual deadline by which the Proposed Business Combination must close before either party has the right to terminate the Business Combination Agreement.

Concurrently with the execution of the Business Combination Agreement, the Company and Ursa Major entered into securities purchase agreements (the “Series A SPAs”) with certain investors (the “Series A Purchasers”), pursuant to which the Company agreed to issue to the Series A Purchasers, at the closing of the Proposed Business Combination, shares of the Company’s 10.0% Series A Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”) and warrants to purchase shares of the Company’s common stock (the “Series A Warrants”) for an aggregate purchase price of $242,499,936 (the “Series A PIPE Investment”). In addition, concurrently with the execution of the Business Combination Agreement, Ursa Major entered into securities purchase agreements with certain investors (the “Pre-Funded SPAs”) for the sale of Ursa Major pre-funded preferred stock and warrants (the “Pre-Funded PIPE Investment”), which, pursuant to the Business Combination Agreement, will be exchanged at the closing of the Proposed Business Combination for Series A Preferred Stock and Series A Warrants at an exchange price of $12.00. The Company is not a party to the Pre-Funded SPAs. See Note 6 and 8 for additional information regarding the Series A SPAs.

For additional information regarding the Business Combination Agreement and the related agreements, see the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2026.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on July 7, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on July 14, 2026. The interim results for the three months ended September 30, 2026 and for the period from April 1, 2026 (inception) through September 30, 2026 are not necessarily indicative of the results to be expected for the period ending December 31, 2026 or for any future periods.

Liquidity, Capital Resources and Going Concern

The Company’s liquidity needs prior to the consummation of the Initial Public Offering had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $500,000 (see Note 5). Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Initial Public Offering and the sale of the Private Placement Warrants held outside of the Trust Account. As of September 30, 2026, the Company had $1,083,522 in cash held outside of the Trust Account and a working capital deficit of $16,757,026 (including the Series A SPA liability of $16,212,177, which will not require a cash payment by the Company (see Note 8)).

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,000,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. As of September 30, 2026, no such Working Capital Loans were outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of the filing of this Form 10-Q, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time for one year after the date that the accompanying condensed financial statements are issued. Management plans to address this uncertainty through a Business Combination with Ursa Major Technologies, Inc. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

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

One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the Series A SPA liability (see Notes 8). Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,083,522 in cash and no cash equivalents as of September 30, 2026.

Investments Held in Trust Account

As of September 30, 2026, the assets held in the Trust Account were held in a money market fund invested primarily in U.S. Treasury securities. The Company’s investments held in the Trust Account are presented on the unaudited condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of September 30, 2026, the Company had not withdrawn any interest earned on the Trust Account.

Deferred Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99, “Other Assets and Deferred Costs – SEC Materials,” and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Public Shares and warrants, pro rata, allocating the Initial Public Offering proceeds to the assigned value of the warrants and to the Public Shares. On July 8, 2026, upon the closing of the Initial Public Offering, offering costs allocated to the Public Shares were charged to temporary equity and offering costs allocated to the Public Warrants and Private Placement Warrants were charged to shareholders’ deficit as Public Warrants and Private Placement Warrants, after management’s evaluation, were accounted for under equity treatment. Offering costs amounted to $21,364,856, of which $21,144,988 were charged to temporary equity and $219,868 were charged to shareholders’ deficit.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2026, 34,500,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

At September 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the unaudited condensed balance sheet are reconciled in the following table:

September 30, 2026
Gross proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	(3,294,750)
Class A ordinary shares issuance costs	(21,144,988)
Plus:
Accretion of carrying value to redemption value	27,321,796
Class A ordinary shares subject to possible redemption, September 30, 2026	$347,882,058

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited condensed balance sheet, primarily due to its short-term nature.  The Company’s investments held in the Trust Account and the Series A SPA liability are measured at fair value on a recurring basis (see Note 8).

Series A Securities Purchase Agreements

The Company evaluated the Series A SPAs under FASB ASC Topic 480 and FASB ASC Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity.” Each Series A SPA is a freestanding financial instrument that obligates the Company to issue, at the closing of the Proposed Business Combination, Series A Preferred Stock that will be redeemable at the option of the holder and Series A Warrants, for a fixed subscription amount. Accordingly, the Series A SPAs are classified as liabilities (or assets) under ASC 480-10-25-8. The Series A SPAs were initially recognized at fair value on August 24, 2026, the date of execution, and are remeasured at fair value at each reporting date, with changes in fair value recognized in the unaudited condensed statements of operations. Any difference between the initial fair value of the Series A SPAs and the transaction price of zero is recognized in the unaudited condensed statements of operations. Costs incurred in connection with the Series A SPAs are expensed as incurred. The Series A SPAs are classified as current based on their settlement terms, as each Series A SPA will be settled at the closing of the Proposed Business Combination or will terminate upon the termination of the Business Combination Agreement, which has an outside date of August 24, 2027. The outside date represents the final contractual deadline by which the Proposed Business Combination must close before either party has the right to terminate the Business Combination Agreement.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2026, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Warrant Instruments

The Company accounts for the Public and Private Placement Warrants issued on July 8, 2026 in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned value. As of September 30, 2026, there were 8,625,000 Public Warrants and 8,500,000 Private Placement Warrants outstanding.

Net Income (Loss) Per Ordinary Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Net income (loss) per ordinary share is computed by dividing net income (loss) allocated to each class by the weighted average number of ordinary shares of that class outstanding during the period. For basic net income (loss) per ordinary share, weighted average Class B ordinary shares were reduced, for the period prior to July 8, 2026, for the effect of an aggregate of 1,500,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 5). For diluted net income (loss) per ordinary share, such shares are included from the beginning of the interim period in which the over-allotment option was exercised. Accretion associated with the redeemable Class A ordinary shares is excluded from net income (loss) per ordinary share as the redemption value approximates fair value.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the Public Warrants and Private Placement Warrants to purchase an aggregate of 17,125,000 Class A ordinary shares since their exercise is contingent upon future events. The Series A Preferred Stock and Series A Warrants issuable under the Series A SPAs are contingently issuable upon the closing of the Proposed Business Combination, which had not occurred as of September 30, 2026, and are therefore excluded from the calculation of basic and diluted net income (loss) per ordinary share. As of September 30, 2026, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share:

For the Three Months Ended September 30, 2026

	Class A	Class B
Basic net loss per ordinary share:
Numerator:
Allocation of net loss	$(11,462,670)	$(4,094,509)
Denominator:
Basic weighted average ordinary shares outstanding	31,875,000	11,385,870
Basic net loss per ordinary share	$(0.36)	$(0.36)

Diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(11,432,509)	$(4,124,670)
Denominator:
Diluted weighted average ordinary shares outstanding	31,875,000	11,500,000
Diluted net loss per ordinary share	$(0.36)	$(0.36)

For the Period from April 1, 2026 (Inception) Through September 30, 2026

	Class A	Class B
Basic net loss per ordinary share:
Numerator:
Allocation of net loss	$(10,575,727)	$(7,059,500)
Denominator:
Basic weighted average ordinary shares outstanding	16,024,590	10,696,721
Basic net loss per ordinary share	$(0.66)	$(0.66)

Diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(10,553,067)	$(7,082,160)
Denominator:
Diluted weighted average ordinary shares outstanding	16,024,590	10,754,098
Diluted net loss per ordinary share	$(0.66)	$(0.66)

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

In November 2024, FASB issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). Under ASU 2024-03, a public entity would be required to disclose information about purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion for each income statement line item that contains those expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. ASU 2024-03 allows for early adoption and requires either prospective adoption to financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the financial statements. The Company’s management does not believe the adoption of ASU 2024-03 will have a material impact on its financial statements and disclosures.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

Warrants — As of September 30, 2026, there were 8,625,000 Public Warrants and 8,500,000 Private Placement Warrants outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering except that, so long as they are held by the Sponsor or its permitted transferees, the Private Placement Warrants (i) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to Private Placement warrants held by CCM, CS, and/or their designees, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with Financial Industry Regulatory Authority (“FINRA”) Rule 5110(g)(8). Amending the warrant agreement (including, for the avoidance of doubt, the forfeiture or cancellation of any warrants) will require a vote of holders of at least 50% of the Private Placement Warrants (including the vote or written consent of each underwriter) or working capital warrants solely with respect to any amendment to the terms of the Private Placement Warrants or working capital warrants.

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

On June 16, 2026, the Sponsor granted membership interests equivalent to an aggregate of 20,000 founder shares to the independent directors of the Company. The membership interests represented by the 20,000 founder shares granted to the independent directors are in the scope of FASB ASC Topic 718. Under FASB ASC Topic 718, stock-based compensation associated with equity-classified awards is measured at fair value on the grant date. Those founder shares have an aggregate fair value of $73,300, or approximately $3.67 per share. The Company established the fair value of founder shares on June 16, 2026, the date of the grant agreement, using Monte Carlo Simulation Model prepared by a third party valuation firm, which takes into consideration the following market assumptions; (i) underlying stock price of $9.87, (ii) remaining term of 0.05 years, (iii) risk-free rate of 3.60% and (iv) implied market adjustment of 37.20%. The membership interests represented by the 20,000 founder shares were granted to the independent directors subject to a performance condition (i.e., the occurrence of Business Combination). The Company will recognize compensation expense of $73,300 at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination). As of September 30, 2026, the Company determined that Business Combination is not considered probable and therefore no share-based compensation expense was recognized.

Additionally, on June 16, 2026, the Sponsor granted membership interests equivalent to an aggregate of 550,000 founder shares to the officers of the Company. The membership interests represented by the 550,000 founder shares granted to the officers are in the scope of FASB ASC Topic 718. Under FASB ASC Topic 718, stock-based compensation associated with equity-classified awards is measured at fair value on the grant date. Those founder shares have an aggregate fair value of $2,015,750, or approximately $3.67 per share. The membership interests represented by the 550,000 founder shares were granted to the officers without further restrictions or performance measures as of the grant date, thus, the total fair value of $2,015,750 was recorded as share-based compensation expense on June 16, 2026 in the Company’s unaudited condensed statement of operations.

On July 17, 2026 and August 21, 2026, the Sponsor transferred 1,083,209 and 1,980,372 Class A Units, respectively, to certain directors, officers and other service providers of the Company. The transferred units represent an indirect interest in an aggregate of 3,063,581 Founder Shares held by the Sponsor.

The fair value of the underlying Founder Shares on the grant dates was determined to be $3.15 and $3.18 per share, resulting in an aggregate grant-date fair value of approximately $9.7 million. The transfers were made pursuant to the terms of the Sponsor’s operating agreement and constitute share-based compensation arrangements within the scope of ASC 718, Compensation-Stock Compensation.

The recipients’ rights to retain the transferred interests are subject to the consummation of the Company’s initial business combination. If a business combination is not completed, the transferred interests will be forfeited. Accordingly, the awards contain a performance condition, and compensation cost will not be recognized unless and until the consummation of a business combination becomes probable.

As of September 30, 2026, management concluded that consummation of the Company’s initial business combination was not probable and, therefore, no compensation expense had been recognized related to transfers.

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

Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $500,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2026 or the closing of the Initial Public Offering. On July 8, 2026, the Company paid in full the total outstanding balance of the promissory note amounting to $205,447. Borrowings against the note are no longer available.

Administrative Services and Indemnification Agreement

Commencing on July 8, 2026, the date when the Company’s securities were first listed with Nasdaq, the Company has agreed to pay the Sponsor $5,000 per month for reimbursement of office space, utilities and secretarial and administrative support. The agreement will cease upon the completion of the initial Business Combination or a liquidation event. For the three months ended September 30, 2026 and for the period from April 1, 2026 (inception) through September 30, 2026, the Company incurred and paid $13,871 of fees for these services. As of September 30, 2026, no amount was accrued for these services.

The Company agrees to indemnify and hold harmless the Sponsor, Bleichroeder LP, an affiliate of the Sponsor (“Bleichroeder”), their directors, officers, employees, principals, managers, partners, members, shareholders, equityholders, control persons, affiliates, agents, advisors, consultants and representatives (the “Indemnitees”) from any claims, losses, liabilities, obligations, causes of action, proceedings (whether pending or threatened), investigations, damages, awards, settlements, judgments, decrees, fees, costs, penalties, amounts paid in settlement or expenses (including interest, assessments and other charges in connection therewith and reasonable fees and disbursements of attorneys and other professional advisors and costs of suit) arising out of or relating to any pending or threatened claim, action, suit, proceeding or investigation against any of them or in which any of them may be a participant or may otherwise be involved (including as a witness) that arises out of or relates to (i) the Offering or the Company’s operations or conduct of its business (including, for the avoidance of doubt, a Business Combination), or (ii) any claim against the Sponsor and/or Bleichroeder alleging any expressed or implied management or endorsement by the Sponsor and/or Bleichroeder of any activities of the Company or any express or implied association between the Sponsor and/or Bleichroeder, on the one hand, and the Company or any of its affiliates, on the other hand. The Indemnitee will promptly notify the Company in writing of any indemnified claim, provided that failure or delay to give such notice shall not relieve the Company of its indemnification obligations hereunder. The Company will, at its expense, undertake the defense of such claim with attorneys of its own choosing reasonably satisfactory in all respects to such Indemnitee, subject to the right of such Indemnitee to undertake such defense as hereinafter provided. An Indemnitee may participate in such defense with counsel of such Indemnitee’s choosing at the expense of the Company. In the event that the Company does not undertake the defense of any claim within a reasonable time after such Indemnitee has given the notice thereof, or in the event that such Indemnitee shall in good faith determine that the defense of any claim by the Company is inadequate or may conflict with the interest of any Indemnitee, such Indemnitee may, at the expense of the Company and after giving notice to the Company of such action, undertake the defense of the claim and compromise or settle the claim, all for the account of and at the risk of the Company. The Company shall pay all costs and expenses (including, without limitation, attorneys’ fees and costs of experts) incurred by the Indemnitee in connection with Indemnitee’s defense of any such claim promptly (and in any event within 10 days) after receipt of any statement therefor. In the defense of any claim against an Indemnitee, the Company shall not, except with the prior written consent of such Indemnitee, consent to entry of any judgment or enter into any settlement that includes any injunctive or other non-monetary relief or any payment of money by such Indemnitee, or that does not include as an unconditional term thereof the giving by the person or persons asserting such claim to such Indemnitee of an unconditional release from all liability on any of the matters that are the subject of such Claim and an acknowledgement that such Indemnitee denies all wrongdoing in connection with such matters. The Company shall not be obligated to indemnify an Indemnitee against amounts paid in settlement of a claim if such settlement is effected by such Indemnitee without the prior written consent of the Company, which shall not be unreasonably withheld or delayed. If the indemnification provided for in this paragraph is for any reason not available to an Indemnitee as a matter of law in respect of any losses, claims, damages or liabilities referred to herein, then, in lieu of indemnifying such Indemnitee therefor, the Company shall contribute to the amount paid or payable by such Indemnitee as a result of such losses, claims, damages or liabilities (and expenses relating thereto) (a) in such proportion as is appropriate to reflect the relative benefits to the Indemnitee, on the one hand, and the Company, on the other hand, of the subject matter of this Agreement or (b) if the allocation provided by clause (a) above is not available, in such proportion as is appropriate to reflect not only the relative benefits referred to in such clause (a) but also the relative fault of each of such Indemnitee and the Company, as well as any other relevant equitable considerations. Notwithstanding anything to the contrary set forth herein or otherwise, the Company acknowledges and agrees that each Indemnitee shall be an express third-party beneficiary of the provisions as stated and any related provision hereof that is or may extend rights to such Indemnitee. For the avoidance of doubt, the Company’s obligations to indemnify the Indemnitee pursuant to this Agreement shall survive and continue following the closing of the Company’s initial Business Combination.

Service Agreement

On May 15, 2026, the Company and MJP Advisory Group, LLC (“MJP”), an affiliate of the Chief Executive Officer, entered into an advisory services agreement for which MJP will provide advisory services relating to the Company’s search for and consummation of an initial Business Combination in exchange for $600,000 plus reimbursement of any out-of-pocket expenses. Pursuant to the advisory services agreement, commencing on July 8, 2026, the effective date of the Initial Public Offering, the Company will pay $18,000 per month to MJP. Upon closing of the Company’s initial Business Combination or liquidation, the Company shall pay MJP an amount equal to $600,000 less any prior monthly payments of fees made, and such payment shall be made at the closing of the Company’s initial Business Combination or its liquidation from amounts held outside of the Trust Account. For the three months ended September 30, 2026 and for the period from April 1, 2026 (inception) through September 30, 2026, the Company incurred $50,516 of fees under the advisory services agreement, of which $50,516 was paid. As of September 30, 2026, $0 was accrued for these services.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,000,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. As of September 30, 2026, no such Working Capital Loans were outstanding.

Letters of Intent

On July 29, 2026, the Company entered into a non-binding letter of intent (the “Aurelia LOI”) with Aurelia Technologies Holdings, Inc. (“Aurelia”) with respect to a potential business combination. On August 19, 2026, the Company, MJP and Aurelia entered into an Assignment, Assumption, Consent, Amendment and Release Agreement (the “LOI Assignment Agreement”). MJP is an affiliate of the Company’s Chief Executive Officer, who is the sole member of MJP. Under the LOI Assignment Agreement, the Company assigned to MJP all of its right, title and interest in, to and under the Aurelia LOI, and MJP assumed the Company’s duties and obligations under the Aurelia LOI arising or to be performed on or after August 19, 2026. Aurelia consented to the assignment and released the Company from further performance under the Aurelia LOI. The Company remains responsible for any breach of the Aurelia LOI occurring before August 19, 2026. MJP holds the Aurelia LOI on an interim basis and may assign it to a special purpose acquisition company or other publicly traded or listed acquisition vehicle that MJP designates. That vehicle may be controlled, directly or indirectly, by MJP, its members or managers, or their affiliates. The Company kept its right to enforce Aurelia’s waiver of claims against the Company’s Trust Account. No amendment, modification or waiver of that trust waiver, as it applies to the Company’s Trust Account, is effective without the Company’s prior written consent. No consideration was paid or received by the Company in connection with the LOI Assignment Agreement, and the Company did not recognize any asset, liability, gain or loss as a result of the assignment. As of September 30, 2026, no amounts were due to or from MJP in connection with the LOI Assignment Agreement.

On July 20, 2026, Inflection Point and Ursa Major entered into a letter of intent, which they amended on July 27, 2026 (as amended, the “Ursa LOI”). On August 19, 2026, the Company, Inflection Point and Ursa Major entered into a Joinder and Amendment Agreement (the “Joinder”). Under the Joinder:

•	The Company joined the Ursa LOI as the “SPAC” and assumed only the obligations that the Ursa LOI expressly assigns to the SPAC.
•	Ursa Major’s exclusivity obligations under the Ursa LOI became owed directly to the Company.
•	The Company agreed to follow, and to cause its related parties other than the Sponsor to follow, the exclusivity restrictions that apply to the SPAC.
•	The Company did not assume or guarantee, and will not become liable for, any obligation, liability, cost, expense or indemnification of Inflection Point, the Sponsor or any of their affiliates under the Ursa LOI or otherwise. This includes any PIPE, prefunding or other financing commitments.
•	The Company has no liability for any act, omission or breach that occurred before the Joinder.

The Ursa LOI led to the Business Combination Agreement entered into on August 24, 2026 (see Note 1). No consideration was paid or received by the Company in connection with the Joinder. As of September 30, 2026, no amounts were due to or from Inflection Point or its affiliates.

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

The underwriters were paid a cash underwriting discount of $6,000,000 upon the closing of the Initial Public Offering. Additionally, the underwriters were entitled to a deferred underwriting discount of $14,700,000 in the aggregate payable to the underwriters upon the completion of the Company’s initial Business Combination on amounts remaining in the Trust Account following all properly submitted shareholder redemptions in connection with the consummation of the initial Business Combination. As of September 30, 2026, the deferred underwriting fee of $14,700,000 is included in deferred underwriting fee payable in the accompanying unaudited condensed balance sheet.

Series A Securities Purchase Agreements

As described in Note 1, on August 24, 2026, concurrently with the execution of the Business Combination Agreement, the Company entered into the Series A SPAs with the Series A Purchasers, pursuant to which the Series A Purchasers agreed to purchase, and the Company agreed to issue, at the closing of the Proposed Business Combination, an aggregate of 20,208,328 shares of Series A Preferred Stock and Series A Warrants to purchase an aggregate of 20,208,328 shares of the Company’s common stock, for an aggregate purchase price of $242,499,936. The closing of the Series A PIPE Investment is conditioned upon, among other things, the concurrent consummation of the Proposed Business Combination. The Series A SPAs will terminate upon the termination of the Business Combination Agreement. As of September 30, 2026, no amounts had been funded under the Series A SPAs.

The Series A Preferred Stock will have a stated value of $12.00 per share and will accrue cumulative dividends from the closing at a rate of 10.0% per annum if paid in kind or 8.0% per annum if paid in cash, at the Company’s election, compounding semi-annually, on the accrued value (stated value plus accrued dividends). The Series A Preferred Stock will be convertible at any time at the option of the holder into common stock at an initial conversion price of $12.00 per share, subject to adjustment, including a reset following the six-month anniversary of the closing to the greater of the 20-day volume weighted average price and $8.00, and a full-ratchet adjustment upon certain dilutive issuances. Holders may require the Company to redeem the Series A Preferred Stock for cash at the accrued value at any time after the fifth anniversary of the closing and upon certain deemed liquidation events, and the Company may redeem the Series A Preferred Stock after the third anniversary of the closing, subject to certain conditions, at a premium to the accrued value.

The Series A Warrants will provide warrant coverage equal to 100% of the shares of common stock issuable upon conversion of the Series A Preferred Stock at the closing, will be exercisable upon issuance for a term of five years at an initial exercise price of $12.00 per share, subject to adjustment, including a reset to the greater of a measurement price and $8.00 and a full-ratchet adjustment upon certain dilutive issuances, with a proportionate increase in the number of shares issuable such that the aggregate exercise price remains unchanged. Upon certain fundamental transactions, holders may require the Company to purchase the Series A Warrants for cash equal to their Black-Scholes value. The Series A SPAs also include a most-favored-nation provision pursuant to which the terms of the Series A SPAs will be automatically amended if the Company enters into any other PIPE agreement with terms materially more advantageous to the investor. Because the conversion price of the Series A Preferred Stock and the exercise price of the Series A Warrants are subject to full-ratchet adjustments with no floor, there is no limit on the maximum number of shares of common stock that could be required to be issued.

As discussed in Note 2, the Series A SPAs are classified as liabilities (or assets) under ASC 480 and are measured at fair value. As of September 30, 2026, the Series A SPA liability was $16,212,177. For the three months ended September 30, 2026 and for the period from April 1, 2026 (inception) through September 30, 2026, the Company recognized a gain on initial recognition of the Series A SPAs of $44,108 and a loss from the change in fair value of the Series A SPAs of $16,256,285. The Series A SPAs were in an asset position of $44,108 at initial measurement on August 24, 2026 and in a liability position of $16,212,177 as of September 30, 2026. If the Series A SPAs had been settled on September 30, 2026, the Company would have issued 20,208,328 shares of Series A Preferred Stock (convertible into 20,208,328 shares of common stock with a fair value of $200,870,780) and Series A Warrants to purchase 20,208,328 shares of common stock for aggregate cash proceeds of $242,499,936. Upon the closing of the Proposed Business Combination, the Series A SPA liability will be remeasured to fair value immediately prior to settlement and derecognized, and the Series A Preferred Stock and Series A Warrants will be recognized at fair value. If the Business Combination Agreement is terminated, the Series A SPAs will terminate and the carrying amount of the Series A SPA liability will be derecognized through earnings.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of September 30, 2026, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of September 30, 2026, there were 34,500,000 Class A ordinary shares issued and outstanding, all of which are subject to possible redemption and are classified as temporary equity (see Note 2).

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. As of September 30, 2026, there were 11,500,000 Class B ordinary shares issued and outstanding.

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

NOTE 8. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on an assessment of the assumptions that market participants would use in pricing the asset or liability.

At September 30, 2026, assets held in the Trust Account were comprised of $347,882,058 invested in a money market fund invested primarily in U.S. Treasury securities. Through September 30, 2026, the Company did not withdraw any interest earned on the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2026, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2026
Assets:
Cash and securities held in Trust Account – money market fund	1	$347,882,058
Liabilities:
Series A securities purchase agreement liability	3	$16,212,177

The fair value of the Series A SPA liability is measured as the probability-weighted present value of the difference between the value, at the expected closing date of the Proposed Business Combination, of the Series A Preferred Stock and Series A Warrants deliverable under the Series A SPAs and the aggregate purchase price of $242,499,936. The Series A Preferred Stock (including its dividend, conversion price reset, holder put and Company call features) and the Series A Warrants are valued using a binomial lattice model. The Class A ordinary share price used as the starting value in the lattice model is reduced by a market adjustment factor that is calibrated such that the modeled value of the Public Warrants equals their traded price; because the Series A SPAs are consummated only upon the closing of the Proposed Business Combination, the probability of closing is disaggregated from the market adjustment factor and applied separately. The resulting forward contract value is discounted to the measurement date at the risk-free rate and multiplied by the probability of closing of the Proposed Business Combination, which is estimated based on the historical completion rates of special purpose acquisition companies that announced business combinations. Expected volatility is based on the median historical volatility of a group of guideline public companies in the aerospace and defense industry. The Series A SPA liability is classified within Level 3 of the fair value hierarchy because of the use of significant unobservable inputs, including the market adjustment factor, the probability of closing of the Proposed Business Combination, expected volatility and the risky discount rate. Because the valuation incorporates significant unobservable inputs, the determination of fair value requires significant judgment by management. The fair value measurement is sensitive to changes in the significant unobservable inputs described above, and changes in those inputs could result in a significantly higher or lower fair value measurement.

The key inputs into the valuation model for the Series A SPA liability were as follows:

	August 24, 2026 (Initial Measurement)	September 30, 2026
Class A ordinary share price	$9.85	$9.94
Public Warrant price	$0.45	$0.90
Market adjustment factor	14.7%	28.7%
Probability of closing of the Proposed Business Combination	83.1%	83.1%
Expected closing date	August 24, 2027	August 24, 2027
Expected term to closing (years)	1.00	0.90
Expected volatility	54.9%	55.1%
Risk-free rate	3.96%	4.40%
Risky discount rate	10.76%	12.26%
Assumed term of Series A Preferred Stock following closing (years)	7.0	7.0

The following table presents the changes in the fair value of the Level 3 Series A SPA liability:

Series A SPA Liability
Fair value as of June 30, 2026	$—
Initial measurement on August 24, 2026	(44,108)
Change in fair value	16,256,285
Fair value as of September 30, 2026	$16,212,177

There were no transfers between levels of the fair value hierarchy during the three months ended September 30, 2026 and for the period from April 1, 2026 (inception) through September 30, 2026.

NOTE 9. SEGMENT INFORMATION

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

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating and reportable segment.

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

September 30, 2026
Cash	$1,083,522
Prepaid expenses (current and long-term)	$310,570
Cash and securities held in Trust Account	$347,882,058

	For the Three Months Ended September 30,	For the Period from April 1, 2026 (Inception) Through September 30,
	2026	2026
Formation, general, and administrative costs	$2,007,060	$4,305,108
Interest earned on marketable securities held in Trust Account	$2,882,058	$2,882,058

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

Interest earned on marketable securities held in the Trust Account is reviewed and monitored by the CODM to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement.

All other segment items included in net loss are reported on the accompanying unaudited condensed statement of operations and described within their respective disclosures.

The CODM reviews the position of total assets as reported in the Company’s unaudited condensed balance sheet to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available to the Company. Additionally, the CODM reviews interest earned on marketable securities held in Trust Account, which, together with formation, general, and administrative costs, comprises net income, the measure of segment profit or loss.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Bleichroeder Acquisition Corp. III. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Bleichroeder Sponsor 3 LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are a blank check company incorporated in the Cayman Islands on April 1, 2026, formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. On August 24, 2026, we entered into a definitive business combination agreement with Ursa Major Technologies, Inc. in connection with our proposed Business Combination (“Business Combination”). While we may pursue an initial Business Combination in any industry, sector or geographic region, we intend to focus our efforts on North American and European businesses in disruptive growth sectors, which are sectors our management team believes are being transformed via technology adoption, and where we believe our management team’s operational and investment expertise will provide us with a competitive advantage.

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

Recent Developments — Proposed Business Combination

On August 24, 2026, we entered into the Business Combination Agreement with Merger Sub and Ursa Major. Pursuant to the Business Combination Agreement, among other things, we will domesticate as a Delaware corporation and be renamed Inflection Point Mach X Bleichroeder Corp., and Merger Sub will merge with and into Ursa Major, with Ursa Major surviving as our wholly owned subsidiary. The aggregate consideration is based on a purchase price of $1,600,000,000, payable in 160,000,000 shares of our common stock valued at $10.00 per share. The consummation of the Proposed Business Combination is subject to customary closing conditions, including a minimum cash condition of $150,000,000. Concurrently with the execution of the Business Combination Agreement, we entered into the Series A SPAs, pursuant to which we agreed to issue, at the closing, Series A Preferred Stock and Series A Warrants for an aggregate purchase price of $242,499,936. For additional information, see Notes 1, 6, and 8 to the unaudited condensed financial statements included in this Quarterly Report.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 1, 2026 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, identifying a target company for a Business Combination and activities in connection with the Proposed Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we expect to generate non-operating income in the form of interest and/or dividend income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had a net loss of $15,557,179, which consisted of a loss from the change in fair value of the Series A SPA liability of $16,256,285 and formation, general, and administrative costs of $2,227,060, offset by interest earned on marketable securities held in the Trust Account of $2,882,058 and a gain on initial recognition of the Series A SPAs of $44,108.

For the period from April 1, 2026 (inception) through September 30, 2026, we had a net loss of $17,635,227, which consisted of a loss from the change in fair value of the Series A SPA liability of $16,256,285, formation, general, and administrative costs of $4,305,108, offset by interest earned on marketable securities held in the Trust Account of $2,882,058 and a gain on initial recognition of the Series A SPAs of $44,108.

Liquidity, Capital Resources and Going Concern

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor.

As of September 30, 2026, we had cash of $1,083,522 held outside the Trust Account and a working capital deficit of $16,757,026 (including the Series A SPA liability of $16,212,177, which will not require a cash payment by the Company). For the period from April 1, 2026 (inception) through September 30, 2026, cash used in operating activities was $769,985. Net loss of $17,635,227 was affected by share-based compensation expense of $2,015,750, change in fair value of the Series A SPA liability of $16,256,285, gain on initial recognition of the Series A SPAs of $44,108, payment of formation, general, and administrative costs through promissory note – related party of $43,950, payment of formation, general, and administrative costs through issuance of Class B ordinary shares of $15,168 and interest earned on marketable securities held in the Trust Account of $2,882,058. Changes in operating assets and liabilities used $1,240,256 of cash for operating activities.

For the period from April 1, 2026 (inception) through September 30, 2026, cash used in investing activities was $345,000,000, representing the investment of a portion of the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants in the Trust Account. Cash provided by financing activities was $346,853,506, consisting of $339,000,000 of proceeds from the sale of Units, net of underwriting discounts paid, and $8,500,000 of proceeds from the sale of the Private Placement Warrants, offset by the repayment of the promissory note – related party of $205,447 and the payment of offering costs of $441,046.

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

As of September 30, 2026, we had investments held in the Trust Account of $347,882,058, consisting of a money market fund invested primarily in U.S. Treasury securities. Through September 30, 2026, we have not withdrawn any interest earned on the Trust Account.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of the filing of this Form 10-Q, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying condensed financial statements are issued. Management plans to address this uncertainty through a Business Combination with Ursa Major Technologies, Inc. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services and Indemnification Agreement

Commencing on July 8, 2026, the date when the Company’s securities were first listed with Nasdaq, the Company has agreed to pay the Sponsor $5,000 per month for reimbursement of office space, utilities and secretarial and administrative support. The agreement will cease upon the completion of the initial Business Combination or a liquidation event. For the three months ended September 30, 2026 and for the period from April 1, 2026 (inception) through September 30, 2026, the Company incurred and paid $13,871 of fees for these services. As of September 30, 2026, no amount was accrued for these services (see Note 5).

Service Agreement

On May 15, 2026, the Company and MJP Advisory Group, LLC (“MJP”), an affiliate of the Chief Executive Officer, entered into an advisory services agreement for which MJP will provide advisory services relating to the Company’s search for and consummation of an initial Business Combination in exchange for $600,000 plus reimbursement of any out-of-pocket expenses. Pursuant to the advisory services agreement, commencing on July 6, 2026, the effective date of the Initial Public Offering, the Company will pay $18,000 per month to MJP. Upon closing of the Company’s initial Business Combination or liquidation, the Company shall pay MJP an amount equal to $600,000 less any prior monthly payments of fees made, and such payment shall be made at the closing of the Company’s initial Business Combination or its liquidation from amounts held outside of the Trust Account. For the three months ended September 30, 2026 and for the period from April 1, 2026 (inception) through September 30, 2026, the Company incurred $50,516 of fees under the advisory services agreement, of which $50,516 was paid. As of September 30, 2026, $0 was accrued for these services in the Company’s unaudited condensed balance sheet.

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

Series A Securities Purchase Agreements

On August 24, 2026, we entered into the Series A SPAs, pursuant to which we agreed to issue, at the closing of the Proposed Business Combination, Series A Preferred Stock and Series A Warrants for an aggregate purchase price of $242,499,936. The Series A SPAs are recorded as a liability at fair value of $16,212,177 as of September 30, 2026. See Notes 8 and 9 to the unaudited condensed financial statements included in this Quarterly Report.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2026, we had the following critical accounting estimate:

Series A Securities Purchase Agreements

The Series A SPAs are classified as liabilities (or assets) and are measured at fair value at inception and at each reporting date, with changes in fair value recognized in our statements of operations. The fair value is determined as the probability-weighted present value of the difference between the value of the Series A Preferred Stock and Series A Warrants deliverable at the closing, estimated using a binomial lattice model, and the aggregate purchase price, and relies on significant unobservable (Level 3) inputs, including the market adjustment factor applied to our Class A ordinary share price, the probability and timing of the closing of the Proposed Business Combination, expected volatility and the risky discount rate. Changes in these assumptions could materially affect the fair value of the Series A SPA liability and our results of operations. See Notes 2 and 8 to the unaudited condensed financial statements included in this Quarterly Report.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

In November 2024, FASB issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). Under ASU 2024-03, a public entity would be required to disclose information about purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion for each income statement line item that contains those expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. ASU 2024-03 allows for early adoption and requires either prospective adoption to financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the financial statements. The Company’s management does not believe the adoption of ASU 2024-03 will have a material impact on its financial statements and disclosures.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 8, 2026, we consummated the Initial Public Offering of 34,500,000 Units, which includes the full exercise by the underwriters of their over-allotment option of 4,500,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $345,000,000. Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC (“CCM”) acted as sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-296923). The Securities and Exchange Commission declared the registration statements effective on July 6, 2026.

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

The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering except that, so long as they are held by the Sponsor or its permitted transferees, the Private Placement Warrants (i) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to Private Placement warrants held by CCM, Clear Street LLC, and/or their designees, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with Financial Industry Regulatory Authority (“FINRA”) Rule 5110(g)(8). Amending the warrant agreement (including, for the avoidance of doubt, the forfeiture or cancellation of any warrants) will require a vote of holders of at least 50% of the Private Placement Warrants (including the vote or written consent of each underwriter) or working capital warrants solely with respect to any amendment to the terms of the Private Placement Warrants or working capital warrants.

Of the gross proceeds received from the Initial Public Offering and the proceeds of the sale of the Private Placement Warrants, an aggregate of $345,000,000 was placed in the Trust Account.

We incurred total transaction costs of $21,364,856, consisting of $6,000,000 of cash underwriting fees, $14,700,000 of deferred underwriting fees, and $664,856 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q. As of the date of this Report, there have been no material changes to the description of the use of proceeds in our final prospectus for its Initial Public Offering filed with the SEC.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(a) of Regulation S-K).

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

BLEICHROEDER ACQUISITION CORP. III

Date: November 12, 2026	By:	/s/ Marcello Padula
	Name:	Marcello Padula
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Robert Folino
	Name:	Robert Folino
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)